Form 10-K
ACE SECURITIES CORP TERWIN MORT TRUST SERIES TMTS 2003 6HE
filed 2004-03-30
CIK 1271357

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-110039-01


        Terwin Mortgage Trust
        Asset-Backed Pass-Through Certificates
        Series 2003-6HE

     (Exact name of registrant as specified in its charter)


   New York                                         54-2135803
                                                    54-2135804
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            7
             Class A-2                            3
             Class A-3                            5
             Class CE                             1
             Class M-1                            5
             Class M-2                            4
             Class M-3                            3
             Class M-4                            4
             Class M-5                            4
             Class M-6                            3
             Class P                              1
             Class R2                             1

             Total:                              41


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Ocwen Federal Bank FSB, as Servicer <F1>
       b) Wilshire Credit Corp, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Ocwen Federal Bank FSB, as Servicer <F1>
       b) Wilshire Credit Corp, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Ocwen Federal Bank FSB, as Servicer <F1>
       b) Wilshire Credit Corp, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On December 12, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On January 9, 2004 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.




  <F1> Filed herwith.



                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Terwin Mortgage Trust
     Asset-Backed Pass-Through Certificates
     Series 2003-6HE
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Kristen Ann Cronin, Vice President

  By: /s/ Kristen Ann Cronin, Vice President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Kristen Ann Cronin, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Terwin Mortgage Trust Asset-Backed Pass-Through
     Certificates, Series 2003-6HE Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Ocwen Federal Bank FSB as Servicer, Wilshire Credit Corp as Servicer.

     Date: March 30, 2004

     /s/ Kristen Ann Cronin
     Signature

     Vice President
     Title

EX-99.1(a)

PRICEWATERHOUSECOOPERS   (logo)


PricewaterhouseCoopers LLP 222
Lakeview Avenue
Suite 360
West Palm Beach, FL 33401

Telephone (561) 832-0038
Facsimile (561) 805-8181


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB


We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to interest on escrows described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and interest on escrows applicable to the Bank during the year ended December 31, 2003. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCooper

March 12, 2004


EX-99.1(b)
INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Audit Committee
Wilshire Credit Corporation:

We have examined Wilshire Credit Corporation's (the "Company"), a wholly-owned subsidiary of Wilshire Financial Services Group, Inc., compliance with its established minimum servicing standards described in the accompanying Management's Assertion on Minimum Servicing Standards, dated March 26, 2004, as of and for the year ended December 31, 2003. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following material noncompliance with the Company's established minimum servicing standards set forth in Appendix I, Item V.2., relating to interest rate adjustments on adjustable rate mortgage ("ARM") loans. In two of the thirty-five ARM loans selected for testing, the Company's calculations of the interest rate adjustments were not in accordance with the related mortgage notes and any ARM rider.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, as set forth in Appendix I.


/s/ Deloitte & Touche LLP
March 26, 2004
Portland, Oregon


EX-99.2(a)

(logo)
OCWEN

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 12, 2004


As of and for the year ended December 31,2003, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in al1 material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").


        Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the recol1ciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.


        Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.


        Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


        Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003. The Bank has corrected the affected accounts by paying or crediting the appropriate interest on escrow.
        The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an enors and omissions policy in the amount of $5,000,000.

/s/ Ronald M. Faris
Ronald M. Faris
President


/s/ Scott W. Anderson
Scott W. Ariaerson
Senior Vice President of Residential Assets


/s/ Brain J. LaForest
Brain J LaForest
Director of Investor Reporting





EX-99.2(b)
MANAGEMENT'S ASSERTION ON
MINIMUM SERVICING STANDARDS

As of and for the year ended December 31, 2003, Wilshire Credit Corporation has complied in all material respects (except to the extent as described in the following paragraph) with Wilshire Credit Corporation's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

Our auditors have concluded that 2 out of 35 ARM loans selected for testing had adjustments that were not in accordance with the related mortgage notes and any ARM rider.

As of and for this same period, Wilshire Credit Corporation had in effect an errors and omission policy in the amount of $5,000,000. Wilshire Credit Corporation had in effect a fidelity bond in the amount of $10,000,000 from January 1, 2003 through September 30, 2003 and in the amount of $20,000,000 from October 1, 2003 through December 31,2003.


/s/ Jay Memmott
Jay Memmott, President and Chief Executive Officer
Wilshire Credit Corporation
March 26, 2004

/s/ Stephen P. Glennon
Stephen P. Glennon, Chief Financial Officer
Wilshire Credit Corporation
March 26, 2004

/s/ Ken Frye
Ken Frye, Senior Vice President
Wilshire Credit Corporation
March 26, 2004



APPENDIX I


MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S
UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.    CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      . be mathematically accurate;
      . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.   MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.  DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.    Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.   INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.    MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.   DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII.  INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


EX-99.3(a)

(logo) OCWEN

Ocwen Federal Bank FSB

Compliance Certification Year Ended December 31, 2003
Terwin Mortgage Trust Series TMTS 2003-6HE

The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that
(i) a review of the activities of the Servicer during the calendar year ending on December 31, 2003 and of the performance of the Servicer under the Pooling and Servicing Agreement for Terwin Mortgage Trust, Series TMTS 2003-6HE Asset Backed Pass-Through Certificates dated as of November 1, 2003 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.


By: /s/ Scott W. Anderson
Scott W. Anderson, Senior Vice President

Dated: March 12,2004


Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
Mail to: P. O. Box 24737, West Palm Beach, FL 33416-4737


EX-99.3(b)

(Logo) Wilshire

Wilshire Credit Corporation

Payments
P.O. Box 30040; Los Angeles, CA 90030-0040
P.O. Box 650314; Dallas, TX 75265-0314

Correspondence
P.O. Box 8517; Portland, OR 97207-8517

Phone
(503) 952-7947
(888) 502-0100

Fax
(503) 952-7476

Web Site
www.wfsg.com

March 25, 2004

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attn: Master Servicing


Re: Back-Up Certification for Wilshire Pools:

180 -Structured Asset Investment Loan Trust Series 2003-BC3
(Wells Fargo as Trustee)
185 -Morgan Stanley ABS Capital I Inc. Trust 2003-SDI.
(Wells Fargo as Trustee)
188 -Structured Asset Investment Loan Trust Series 2003-BC4
(Wells Fargo as Trustee)
215 -Amortizing Residential Collateral Mortgage Trust 2000-BCl.
(Wells Fargo as Master Servicer)
216 -Amortizing Residential Collateral Mortgage Trust 2000-BC3.
(Wells Fargo as Master Servicer)
244 -DLJ ABS Trust Mortgage Pass-Through Certificates, Series 2000-3. (Wells Fargo as Trustee)
261 -Terwin Mortgage Trust TMTS Series 2003-5SL.
(Wells Fargo as Master Servicer)
274 -Terwin Mortgage Trust, Series TMTS 2003-6HE.
(Wells Fargo as Master Servicer)

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

1. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement(s) and Pooling and Servicing Agreement(s) and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default of failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

2. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

3. I have confirmed that the Fidelity Bond, the Errors and Omissions insurance Policy and any other bonds required under the terms of the Servicing Agreement(s) and Pooling and Servicing Agreement(s) are in full force and effect;

4. All premiums for each hazard insurance policy, Flood insurance Policy (if applicable) and Primary Mortgage insurance policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies and if full force and effect;

5. All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

6. All Custodial Accounts have been reconciled and are properly funded; and

7. All annual reports of Foreclosure and abandonment of Mortgage property required per section 6050H, 6050J, and 6050P of the internal revenue Code, respectively, have been prepared and filed.


Wilshire Credit Corporation
By: /s/ Heidi Peterson
Vice President, Client Relations


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                               96,554.33          1,059,906.65                 0.00              69,516,093.35
   A-2                               73,813.36          1,501,794.74                 0.00              63,498,205.26
   A-3                               50,897.05                  0.00                 0.00              35,000,000.00
   CE                               859,746.13              (100.32)                 0.00               3,121,277.00
   M-1                               19,547.07                  0.00                 0.00              12,481,000.00
   M-2                               26,978.28                  0.00                 0.00              10,921,000.00
   M-3                                8,379.04                  0.00                 0.00               3,120,000.00
   M-4                                9,445.31                  0.00                 0.00               2,600,000.00
   M-5                               10,340.87                  0.00                 0.00               2,600,000.00
   M-6                               13,000.00                  0.00                 0.00               2,600,000.00
   P                                 22,469.49                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   R2                                     0.00                  0.00                 0.00                       0.00